Form 10-K405
period 1995-12-31
TRANSAMERICA OCCIDENTAL LIFE INSURANCE CO /CA/
filed 1996-03-15
CIK 837757

SECURITIES AND EXCHANGE COMMISSION              2691
                       Washington, D.C.  20549
                               ------
                              FORM 10-K

  (Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the fiscal year ended                December 31, 1995

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                   to

                Commission file number       33-23781

             TRANSAMERICA OCCIDENTAL LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

                 California                           95-1060502
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization       Identification No.)

  1150 South Olive Street, Los Angeles California          90015
       (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code   (213) 742-4000



  Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on which
      Title of each class                      registered

           Class A-1                        NOT APPLICABLE

           Class A-2                        NOT APPLICABLE

  Securities registered pursuant to Section 12(g) of the Act:

  Senior Commercial Mortgage Pass-Through Certificates, Series 1989-1
                            (Title of class)


                            (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.      Yes    X       No






                                                         Page 1 of 16
                                             Exhibit Index at Page 10
                     Part I


  Item I.    Business.

             Not applicable  pursuant to the letter of William E. Morley,  Chief
               Counsel-Associate Director (Legal), of the Staff of the Securities and Exchange Commission ("SEC") to Ms. Carol Jameson of Kaye, Scholer, Fierman, Hays and Handler, dated January 17, 1990 (the "SEC No-Action Letter").


  Item 2.    Properties.

             See Exhibits 1(a) and 1(b):  Annual Statements
               as to Compliance


  Item 3.    Legal Proceedings.

             None.


  Item 4.    Submission of Matters to a Vote of Security
               Holders.

             None.

                               Part II


  Item 5.    Market for Registrant's Common Equity and
               Related Stockholder Matters.

             a.   There is no established public trading
                    market for Registrant's Senior
                    Certificates.

             b.   As to Registrant's Class A-1 Senior
                    Certificates, there are four holders of
                    record; as to Registrant's Class A-2
                    Senior Certificates, there is one holder of record.

  Item 6.    Selected Financial Data.

             Not applicable pursuant to the SEC No-Action Letter.


  Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operation.

             Not applicable pursuant to the SEC No-Action Letter.


  Item 8.    Financial Statements and Supplementary Data.

             See Exhibit 2:  Independent Accountant's
               Annual Report.


  Item 9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.

             None.

                              Part III


  Item 10.   Directors and Executive Officers of the
               Registrant.

             Not applicable pursuant to the SEC No-Action Letter.


  Item 11.   Executive Compensation.

             Not applicable pursuant to the SEC No-Action Letter.


  Item 12.   Security Ownership of Certain Beneficial
               Owners and Management.

             a.   Holder of record of more than five
                  percent of Registrant's Class A-1
                  Senior Certificates:

                      CEDE & CO.
                      c/o Depository Trust Company
                      Attn: Dividend Announcements
                      7 Hanover Square, 22nd Floor
                      New York, New York  10004

                      Percent of class owned: 99.9%

             b.   Holder of record of more than five
                    percent of Registrant's Class A-2 Senior
                    Certificates:

                      CEDE & CO.
                      c/o Depository Trust Company
                      Attn:  Dividend Announcements
                      7 Hanover Square, 22nd Floor
                      New York, New York 10004

                      Percent of class owned: 100%

  Item 13.   Certain Relationships and Related
               Transactions.

             Not applicable pursuant to the SEC No-Action Letter.

                               Part IV

  Item. 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 10-K.

             Exhibit 1(a): Annual Statement of Compliance
                             sent to Bankers Trust Company.

             Exhibit 1(b): Annual Statement of Compliance
                           sent to Financial Security
                                Assurance, Inc. 1

             Exhibit 2:    Independent Accountant's Annual
                             Report.1

             Exhibit 3:    Powers of Attorney:

                                 Thomas J. Cusack 5
                                 Kent L. Colwell
                                 John A. Fibiger
                                 Richard H. Finn 3
                                 David E. Gooding 2
                                 Edgar H. Grubb 2
                                 Frank C. Herringer 2
                                 Richard N. Latzer 2
                                 Charles E. LeDoyen 2
                                 Karen MacDonald 1
                                 Gary U. Rolle' 2
                                 James B. Roszak 2
                                 William E. Simms 2
                                 Nooruddin S. Veerjee
                                 Robert A. Watson 1

                             SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          TRANSAMERICA OCCIDENTAL LIFE
                           INSURANCE COMPANY



  Dated:  March ____, 1996 By:
                               Alan T. Cunningham
                                 Vice President

Signature                  Title                               Date

        *                  Investment Officer         March 15, 1996
Kent L. Colwell            and Director


        *                     President,                   March 15, 1996
Thomas J. Cusack              Chief Executive Officer
                              and Director


                              Executive Vice President,  March 15, 1996
James W. Dederer              General Counsel, Corporate
                             Secretary and Director


        *                  Chairman                   March 15, 1996
John A. Fibiger            and Director


        *                  Director                   March 15, 1996
Richard H. Finn


        *                   Executive Vice President,  March 15, 1996
David E. Gooding            Chief Information Officer
                             and Director

        *                  Director                        March 15, 1996
Edgar H. Grubb


        *                  Director                        March 15, 1996
Frank C. Herringer


        *                    Chief Investment Officer   March 15, 1996
Richard N. Latzer             and Director

        *                      President, Structured      March 15, 1996
Charles E. LeDoyen            Settlements Division
                                  and Director

        *                      Senior Vice President,     March 15, 1996
Karen MacDonald               Corporate Actuary
                                  and Director

        *                     Chief Investment Officer   March 15, 1996
Gary U. Rolle'                and Director

        *                      President, Life Insurance  March 15, 1996
James B. Roszak               Division, Chief Marketing
                               Office and Director

        *                    President, Reinsurance     March 15, 1996
William E. Simms              Division, and Director


        *                         President, Group Pension   March 15, 1996
Nooruddin S. Veerjee                Division, and Director


        *                    Director                   March 15, 1996
Robert A. Watson





* By
     James W. Dederer
     Attorney-in-Fact

Supplemental Information To Be Furnished With Reports
  Filed Pursuant To Section 15 (d) Of The Securities
  Exchange Act Of 1934 By Registrants Which Have Not
Registered Securities Pursuant To Section 12 Of The Act


No annual report or proxy material has been sent to the holders of Registrant's Senior Certificates.

                                  Exhibit Index



Exhibit 1(a)      Annual Statement of Compliance sent to
                       Bankers Trust Company                  Page 11

Exhibit 1(b)     Annual Statement of Compliance sent to
                      Financial Security Assurance, Inc.      Page 12

Exhibit 2         Independent Accountant's Annual Report      Page 13


Exhibit 3         Power of Attorney of Robert A. Watson       Page 15


Exhibit 4         Power of Attorney of Karen MacDonald        Page 16

February 1, 1996


VIA FEDERAL EXPRESS

Mr. Steve Hessler
Assistant Vice President
Bankers Trust Company
Four Albany Street, 7th Floor
New York, New York  10006

Re: Commercial Mortgage Pass-Through Certificate Trust Created by Transamerica Occidental Life Insurance Company Under a Pooling and Servicing Agreement dated as of May 22, 1989; Annual Statement of Compliance of Transamerica Occidental Life Insurance Company

We, the undersigned, are duly appointed servicing officers of Transamerica Occidental Life Insurance Company ("TOLIC"), the servicer of the above referenced Commercial Mortgage Pass-Through Certificate Trust (the "Trust"), and we each hereby certify as follows:

         1.) A review of the activities of TOLIC as servicer of the Trust during the period beginning January 1, 1995 and continuing to and including December 31, 1995, and of TOLIC's performance under the Pooling and Servicing Agreement, dated as of May 22, 1989, between TOLIC and Security Pacific National Trust Company (New York) (the "Agreement"), as related to the Trust, has been made under our supervision; and

         2. To the best of our knowledge, based on our review, TOLIC has fulfilled all of its obligations under the Agreement during the period beginning January 1, 1995 and continuing to and including December 31, 1995, and there has not been any default on TOLIC's part in the fulfillment of such obligations.


Sincerely,


TRANSAMERICA OCCIDENTAL
LIFE INSURANCE COMPANY

By:_______________________

Sally S. Yamada
Servicing Officer

By:_______________________

Wayne K. Nakano
Servicing Officer



                              Exhibit 1(a)
                              Page 11 of 16











February 1, 1996

VIA FEDERAL EXPRESS

Mr. Joshua Brain
Managing Director
Surveillance Department
Financial Security Assurance, Inc.
350 Park Avenue, 12th Floor
New York, New York 10022

Re: Commercial Mortgage Pass-Through Certificate Trust Created by Transamerica Occidental Life Insurance Company Under a Pooling and Servicing Agreement dated as of May 22, 1989; Annual Statement of Compliance of Transamerica Occidental Life Insurance Company

Dear Mr. Brain:

We, the undersigned, are duly appointed servicing officers of Transamerica Occidental Life Insurance Company ("TOLIC"), the servicer of the above referenced Commercial Mortgage Pass-Through Certificate Trust (the "Trust"), and we each hereby certify as follows:

         1.) A review of the activities of TOLIC as servicer of the Trust during the period beginning January 1, 1995 and continuing to and including December 31, 1995, and of TOLIC's performance under the Pooling and Servicing Agreement, dated as of May 22, 1989, between TOLIC and Security Pacific National Trust Company (New York) (the "Agreement"), as related to the Trust, has been made under our supervision; and

         2.) To the best of our knowledge, based on our review, TOLIC has fulfilled all of its obligations under the Agreement during the period beginning January 1, 1995 and continuing to and including December 31, 1995, and there has not been any default on TOLIC's part in the fulfillment of such obligations.


Sincerely,


TRANSAMERICA OCCIDENTAL
LIFE INSURANCE COMPANY

By:____________________
Sally S. Yamada
Servicing Officer

By:_____________________
Wayne K. Nakano
Servicing Officer


                         Exhibit 1(b)
                         Page 12 of 16



February 14, 1996





Transamerica Occidental Life Insurance Company
Los Angeles,  California

Bankers Trust Company
New York, New York

Financial Security Assurance, Inc.
New York,  New York




We have audited the combined balance sheet of Transamerica Life Companies as of December 31, 1995, and the related statements of income, changes in shareholder s equity, and cash flows for the year then ended, and have issued our report thereon dated February 14, 1996. Our audit was made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In addition to the audit referred to above and pursuant to Section 3.18 of the Pooling and Servicing Agreement (the Agreement ) dated May 22, 1989 between Transamerica Occidental Life Insurance Company (the Seller and Servicer ) and Bankers Trust Company (the successor to Bank America National Trust Company) (the Trustee ), we have performed specific procedures as described herein. We have not performed any procedures, except those described below, related to those Mortgage Loans serviced by sub-servicers which, since January 1, 1995, has been all of the mortgage loans subject to the Agreement. The specific procedures performed by us are described below.

Terms used but not defined herein shall have the meaning given to them in the Agreement or in Amendment No. 3 to Form S-11 Registration Statement under the Securities Act of 1933, dated June 6, 1989, related to the Seller s Senior Commercial Mortgage Pass-Through Certificates, Series 1989-1.

     1. With respect to the eight full prepayments received during the period from January 1, 1995 to December 31, 1995, we determined that:

          a. The full prepayment was accurately calculated as to principal and interest by recalculating the loan s amortization schedule included in the mortgage loan contract.

          b. The full prepayment was remitted to the Trustee on a timely basis.

     2. We observed the Servicer s procedures for monitoring delinquent monthly payments, identifying defaults, and arranging for substitutions of other qualifying mortgage loans or eligible investments as required by the Agreement.

     3. Except for the calculations in the Mortgage Payments Reports, included in the Distribution Date Statements, we tested, without exception, the calculations made by the Servicer in connection with the preparation of the March 31, June 30, and December 31, 1994 Distribution Date Statements.

               Exhibit 2
               Page 13 of 16

In connection with our audit referred to in the first paragraph of this letter and the specific procedures described above, nothing came to our attention that, in our opinion, would be required to be reported pursuant to Section 3.18 of the Agreement.

It should be understood that we make no representations regarding questions of legal interpretation or the sufficiency for your purposes of the foregoing procedures.

This letter is solely for the information of the addressees and it is not to be used, circulated, quoted or otherwise referred to for any other purpose, including but not limited to, the registration, purchase or sale of securities, nor is it to be referred to in whole or in part in any document without our prior written consent.






Los Angeles,  California

               Page 14 of 16


                          POWER OF ATTORNEY



         The undersigned director of Transamerica Occidental Life Insurance Company, a California corporation (the "Company"), hereby constitutes and appoints Aldo Davanzo, James Dederer, Charles E. LeDoyen and David E. Gooding and each of the (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution to each, for him or her and on his or her behalf and in his or her name, place and stead, to execute and file the annual report on Form 10-K, pursuant to Section 13 of the Securities and Exchange Act of 1934, with respect to the Senior Commercial Mortgage Pass-Through Certificates, Series 1989-1, File no. 33-23781, created by Transamerica Occidental Life Insurance Company under a Pooling and Servicing Agreement dated as of May 22, 1989, with all exhibits and all instruments necessary or appropriate in connection therewith, each of said empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his or her hand, this ______ day of January, 1996.


                           -----------------------------
                           Robert A. Watson
               Exhibit 3
               Page 15 of 16


                                POWER OF ATTORNEY



         The undersigned director of Transamerica Occidental Life Insurance Company, a California corporation (the "Company"), hereby constitutes and appoints Aldo Davanzo, James Dederer, Charles E. LeDoyen and David E. Gooding and each of the (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution to each, for him or her and on his or her behalf and in his or her name, place and stead, to execute and file the annual report on Form 10-K, pursuant to Section 13 of the Securities and Exchange Act of 1934, with respect to the Senior Commercial Mortgage Pass-Through Certificates, Series 1989-1, File no. 33-23781, created by Transamerica Occidental Life Insurance Company under a Pooling and Servicing Agreement dated as of May 22, 1989, with all exhibits and all instruments necessary or appropriate in connection therewith, each of said empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may do or cause to be done by virtue thereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his or her hand, this ______ day of January, 1996.




                           -----------------------------
                           Karen MacDonald

               Exhibit 4
               Page 16 of 16