Form 10-K405/A
period 1995-12-31
TRANSAMERICA OCCIDENTAL LIFE INSURANCE CO /CA/
filed 1996-03-18
CIK 837757

SECURITIES AND EXCHANGE COMMISSION
                                      2691
                             Washington, D.C. 20549
                               ------
                                    FORM 10-K

  (Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
       EXCHANGE ACT OF 1934

        For the fiscal year ended                December 31, 1995

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                   to

                Commission file number       33-23781

             TRANSAMERICA OCCIDENTAL LIFE INSURANCE COMPANY
          (Exact name of registrant as specified in its charter)

                 California                           95-1060502
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization       Identification
No.)

  1150 South Olive Street, Los Angeles California          90015
       (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code   (213)742-4000



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

  Item. 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 10-K.

             Exhibit 1(a): Annual Statement of Compliance
                             sent to Bankers Trust Company.

             Exhibit 1(b): Annual Statement of Compliance
                           sent to Financial Security
                                Assurance, Inc. 1

             Exhibit 2:    Independent Accountant's Annual
                             Report.1

             Exhibit 3:    Powers of Attorney:

                                 Thomas J. Cusack 5
                                 Kent L. Colwell 2
                                 John A. Fibiger 3
                                 Richard H. Finn 3
                                 David E. Gooding 2
                                 Edgar H. Grubb 2
                                 Frank C. Herringer 2
                                 Richard N. Latzer 2
                                 Charles E. LeDoyen 2
                                 Karen MacDonald 1
                                 Gary U. Rolle' 2
                                 James B. Roszak 2
                                 William E. Simms 2
                                 Nooruddin S. Veerjee 4
                                 Robert A. Watson 1

1    Filed herewith.

2 Incorporated by reference to Exhibit 3 of Annual Report on Form 10-K of Transamerica Occidental Life Insurance Company, File No. 33-23781
(March 28, 1991).

3    Incorporated by reference to Exhibit 3 of Annual Report on
Form 10-K of Transamerica Occidental Life Insurance Company, File No. 33-23781 (March 27, 1992).

4    Incorporated by reference to Exhibit 3 of Annual Report on
Form 10-K of Transamerica Occidental Life Insurance Company, File No. 33-23781 (March 30, 1993).

5    Incorporated by reference to Exhibit 3 of Annual Report on
Form 10-K of Transamerica Occidental Life Insurance Company, File No. 33-23781 (March 17, 1994).

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TRANSAMERICA OCCIDENTAL LIFE
                                INSURANCE COMPANY



  Dated:  March 15, 1996

By:
                               Alan T. Cunningham
                                 Vice President

Ernst & Young LLP 515 South Flower Street, Los Angeles, California 90071 Phone (213) 977-3200
Fax (213) 977-3756



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


                                   Ernst & Young LLP



Los Angeles,  California