Form 10-K405/A
period 1996-12-31
TRANSAMERICA OCCIDENTAL LIFE INSURANCE CO /CA/
filed 1997-03-31
CIK 837757

                                  SECURITIES AND EXCHANGE COMMISSION       2691
                                        Washington, D.C.  20549
                                                ------
                                               FORM 10-K

(Mark One)
----
|X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1996 ---- | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ---- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                   to

                                 Commission file number       33-23781

           TRANSAMERICA OCCIDENTAL LIFE INSURANCE COMPANY
        (Exact name of registrant as specified in its charter)

               California                         95-1060502
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization       Identification No.)

1150 South Olive Street, Los Angeles California          90015
-----------------------------------------------     ----------
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (213) 742-4000



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

                                  Page 1 of 15
                            Exhibit Index at Page 10

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

                                                Part IV

Item. 14.     Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

 Exhibit 1(a):            Annual Statement of Compliance sent to
                          Bankers Trust Company. 1
 Exhibit 1(b):            Annual Statement of Compliance sent to
                          Financial Security Assurance, Inc. 1

 Exhibit 2:      Independent Accountant's Annual Report. 1

 Exhibit 3:      Powers of Attorney: 1

                                                       Robert Abeles 1
                                                       Thomas J. Cusack 5
                                                       John A. Fibiger 3
                                                       Richard H. Finn 3
                                                       David E. Gooding 2
                                                       Edgar H. Grubb 2
                                                       Frank C. Herringer 2
                                                       Richard N. Latzer 2
                                                       Charles E. LeDoyen 2
                                                       Karen MacDonald 6
                                                       Gary U. Rolle' 2
                                                       James B. Roszak 2
                                                       William E. Simms 2
                                                       Nooruddin S. Veerjee 4
                                                    Robert A. Watson 6
--------------------------
              1      Filed herewith.

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

              5 Incorporated by reference to Exhibit 3 of Annual Report on Form 10-K of Transamerica Occidental Life Insurance Company, File No. 33-23781 (March 17, 1994).
                                             Page 5 of 15

              6 Incorporated by reference to Exhibit 3 of Annual Report on Form 10-K of Transamerica Occidental Life Insurance Company, File No. 33-23781 (March 15, 1996)




























                                              SIGNATURES





              Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              TRANSAMERICA OCCIDENTAL LIFE
                                              INSURANCE COMPANY



Dated:  March 26, 1997               By:
                                                   David M. Goldstein
                                                   Vice President



Signature                                     Title                                                  Date

        *                                  Executive Vice President and                          March 15, 1997
-------------------
Robert Abeles                              Chief Financial Officer


        *                                  President,      March 15, 1997
Thomas J. Cusack                           Chief Executive Officer
                                                  and Director


                                           Executive Vice President,                             March 15, 1997
James W. Dederer                           General Counsel, Corporate
                                                  Secretary and Director


        *                                  Chairman                                              March 15, 1997
-------------------
John A. Fibiger                            and Director


        *                                  Director                                              March 15, 1997
-------------------
Richard H. Finn


        *                                  Executive Vice President,                             March 15, 1997
-------------------
David E. Gooding                           Chief Information Officer
                                                  and Director

        *                                  Director                                              March 15, 1997
-------------------
Edgar H. Grubb


        *                                  Director                                              March 15, 1997
-------------------
Frank C. Herringer


        *                                  Chief Investment Officer                              March 15, 1997
-------------------
Richard N. Latzer                          and Director

        *                                  President, Structured                                 March 15, 1997
-------------------
Charles E. Le Doyen                        Settlements Division
                                                  and Director

        *                                  Senior Vice President,                                March 15, 1997
-------------------
Karen MacDonald                            Corporate Actuary
                                           and Director

        *                                  Chief Investment Officer                              March 15, 1997
-------------------
Gary U. Rolle'                                    and Director

        *                                  President, Life Insurance                             March 15, 1997
-------------------
James B. Roszak                            Division, Chief Marketing
                                                  Office and Director





                                                            Page 7 of 15











        *                                  President, Reinsurance                                March 15, 1997
-------------------
William E. Simms                           Division, and Director


        *                                  President, Group Pension                              March 15, 1997
--------------------
Nooruddin S. Veerjee                       Division, and Director


        *                                  Director                                              March 15, 1997
--------------------
Robert A. Watson







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


Exhibit 3                Power of Attorney of Robert Abeles         Page 15

February 1, 1997


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

                  1.) A review of the activities of TOLIC as servicer of the Trust during the period beginning January 1, 1996 and continuing to and including December 31, 1996, and of TOLIC's performance under the Pooling and Servicing Agreement, dated as of May 22, 1989, between TOLIC and Security Pacific National Trust Company (New York) (the "Agreement"), as related to the Trust, has been made under our supervision; and

                  2. To the best of our knowledge, based on our review, TOLIC has fulfilled all of its obligations under the Agreement during the period beginning January 1, 1996 and continuing to and including December 31, 1996, and there has not been any default on TOLIC's part in the fulfillment of such obligations.


Sincerely,


TRANSAMERICA OCCIDENTAL
LIFE INSURANCE COMPANY

By:_______________________
Sally S. Yamada
Servicing Officer

By:_______________________
Virginia Wilson
Servicing Officer












                                                   Exhibit 1(a)
                                                   Page 11 of 15

February 1, 1997

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

                  1.) A review of the activities of TOLIC as servicer of the Trust during the period beginning January 1, 1996 and continuing to and including December 31, 1996, and of TOLIC's performance under the Pooling and Servicing Agreement, dated as of May 22, 1989, between TOLIC and Security Pacific National Trust Company (New York) (the "Agreement"), as related to the Trust, has been made under our supervision; and

                  2.) To the best of our knowledge, based on our review, TOLIC has fulfilled all of its obligations under the Agreement during the period beginning January 1, 1996 and continuing to and including December 31, 1996, and there has not been any default on TOLIC's part in the fulfillment of such obligations.


Sincerely,

TRANSAMERICA OCCIDENTAL
LIFE INSURANCE COMPANY

By:____________________
Sally S. Yamada
Servicing Officer

By:_____________________
Virginia Wilson
Servicing Officer










                                                   Exhibit 1(b)
                                                   Page 12 of 15

February 12, 1997



Transamerica Occidental Life Insurance Company
Los Angeles, California

Bankers Trust Company
New York, New York

Financial Security Assurance, Inc.
New York, New York



We have audited the combined balance sheet of Transamerica Life Companies as of December 31, 1996, and the related statements of income, changes in shareholder's equity, and cash flows for the year then ended, and have issued our report thereon dated February 12, 1997. Our audit was made in accordance with generally accepted auditiing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In addition to the audit referred to above and pursuant to Section 3.18 of the Pooling and Servicing Agreement (the "Agreement") dated May 22, 1989 between Transamerica Occidental Life Insurance Company (the "Seller" and "Servicer") and Bankers Trust Company (the successor to BankAmerica National Trust Company) (the "Trustee"), we have performed specific procedures as described herein. We have not performed any procedures, except those described below, related to those Mortgage Loans serviced by sub-servicers which, since January 1, 1995, has been all of the mortgage loans subject to the Agreement. The specific procedures performed by us are described below.

Terms used but not defined herein shall have the meaning given to them in the Agreement or in Amendment No. 3 to Form S-11 Registration Statement under the Securities Act of 1933, dated June 6, 1989, related to the Seller's Senior Commercial mortgage Pass-Through Certificates Series 1989-1.

1. With respect to the full prepayment received during the period from January 1, 1996 to December 31, 1996, we determined that:

a. The full prepayment was accurately calculated as to principal and interest by recalculatiing the loan's amortization schedule included in the mortgage loan contract.

b. The full prepayment was remitted to the Trustee on a timely basis.

2.) We observed the Servicer's procedures for monitoriing delinquent monthly payments, identifying defaults, and arranging for substitutions of other qualifying mortgage loans or eligible investments as required by the Agreement.

3.) Except for the calculations in the Mortgage Payments Reports which are included in the Distribution Date Statements, we tested without exception, the calculations made by the Servicer in connection with the preparation of the March 31, June 30, and December 31, 1996 Distribution Date Statements, except for the following:


                                                     Exhibit 2
                                                   Page 13 of 15

                  a. The December 31, 1996 Distribution Date Statement Certificate Distributions Report (v) calculation of Minimum Senior Distribution Short-fall amount, minimum senior distribution amount reported was $3,669,849. The correct amount should have been reported as $26,415. The result did not affect the calculation of the minimum senior distribution Short-fall.

 b. The December 31, 1996 Distribution Date Statement Servicer's Reimbursement and Receivable Report (vi) determination of the trust funded expense amount calculation of Distribution amounts less aggregate amounts payable from balance in Certificate Account prior to payment of the Trust Fund Expense amount in accordance with Section 4.04(d)(i) resulted in zero. The correct amount should have been $715,050. This did not result in an error in the calculation of the Trust Fund Expense Amount.

                  c. The December 31, 1996 Distribution Date Statement Deficiency Event Determination Report (viii) determination of the Certificate Principal Balance after the December 31, 1996 payment was reported as zero. The correct amount that should have been reported was $3,643,434. This did not result in an error in the determination of a deficiency event.

                  d. The June 30, 1996 Distribution Date Statement Certificate Distributions Report (v) calculation of principal distributable by single certificate for the Class A-1 certificates was reported as $18.04 per certificate. The correct amount should have been zero. This did not result in an error to the June 30, 1996 distrbutions.

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

This letter is solely for the information of the addresses and filing with regulatory authorities and it is not to be used, circulated, quoted or otherwise referred to for any other purpose, including but not limited to, the registration, purchase or sale of securities, nor is it to be referred to in whole or in part in any document without our prior written consent.




Ernst & Young LLP
Los Angeles, California

                                                 POWER OF ATTORNEY

                  The undersigned director of Transamerica Occidental Life Insurance Company, a California corporation (the "Company"), hereby constitutes and appoints Aldo Davanzo, James Dederer, Charles E. Le Doyen and David E. Gooding and each of the (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution to each, for him or her and on his or her behalf and in his or her name, place and stead, to execute and file the annual report on Form 10-K, pursuant to
Section 13 of the Securities and Exchange Act of 1934, with respect to the Senior Commercial Mortgage Pass-Through Certificates, Series 1989-1, File no. 33-23781, created by Transamerica Occidental Life Insurance Company under a Pooling and Servicing Agreement dated as of May 22, 1989, with all exhibits and all instruments necessary or appropriate in connection therewith, each of said empowered to act with or without the others or other, and to have full power and authority to do or cause to be done in the name and on behalf of the undersigned each and every act and thing requisite and necessary or appropriate with respect thereto to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or any of them, may do or cause to be done by virtue thereof.

                  IN WITNESS WHEREOF, the undersigned has hereunto set his or her hand, this 6th day of February,1997.




                                                  -----------------------------
                                                  Robert Abeles



























                                                     Exhibit 3
                                                   Page 15 of 15